Form 10KSB
period 2000-12-31
I AEROBIDS COM INC
filed 2001-04-12
CIK 1128726

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                               Commission File #0-32025

                              I-AEROBIDS.COM, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware

         (State or other jurisdiction of incorporation or organization)

                                   22-3698367
                      (IRS Employer Identification Number)

              1221 Brickell Avenue, Suite 900, Miami, Florida 33131
               (Address of principal executive offices )(Zip Code)

                                  (305)358-3678
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2001, was: $N/A

Number of shares of the registrant's common stock outstanding as of April 12, 2001 was: 10,008,585

Transfer Agent as of April 12, 2001:   Corporate Stock Transfer
                                       3200 Cherry Creek Drive, Suite 430
                                       Denver, Colorado 80209

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated under the name i-Aerobids.com, Inc. in the State of Delaware on December 23, 1999 as a wholly owned subsidiary of i-Incubator.com, Inc. (OTCBB: INQU).

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business Overview.

i-Aerobids.com, Inc. ( the "Company" or "i-Aerobids") is a development stage company that is developing a specialized online trading website dedicated to bringing together buyers and sellers of aircraft and aircraft parts. The website will reside at www.i-Aerobids.com and will attempt to serve as a centralized auction for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries. Anticipated sales will be conducted by a traditional rising price auction (the highest bid wins), and will be hosted by the Company. The Company's goal is to create a comprehensive airplane and plane parts services site for individuals on both sides of the transaction, and thus will offer additional value added services through links to its anticipated strategic partners. i-Aerobids may also achieve this goal by growing through acquisitions of companies and businesses in complimentary industries. In addition to the auction, anticipated products offered through strategic partners may include: loans and financing calculators, insurance and quote comparisons, airplane appraisal services, content and research on aircraft models and ownership, other luxury items and services, and image hosting services for showing an airplane online.

Although it is anticipated that users will be required to register prior to bidding, the Company does not plan to charge for these services in order to attract a critical mass of users to the site. Revenues will be generated from listing fees charged to airplane sellers, partnerships with third-party value added providers and advertisers on our site.

The Company's corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, Florida 33131. The Company's corporate staff consists of one person, experienced in the online market. The Company's telephone number is (305) 358-3678.

Industry Background

Growth of the Internet and Electronic commerce:

The Internet is a significant interactive global medium for communication, information and commerce. It is enabling millions of people worldwide to share information, communicate and conduct business electronically. Growth is being driven by the large and growing number of personal computers ("PCs") installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity and acceptance of the Internet by businesses and consumers.

We believe the primary uses of the Internet as a medium of electronic commerce are as follows:

Business-to-Person Applications

A growing number of businesses have been using the Internet as a low-cost sales and distribution channel. Business commerce use of the Internet revolves around both business-to-business and business-to-person transactions. We believe that this interest in online commerce is fueled in part by:

ONLINE INTERACTIVITY. Businesses can use the Internet to interact with customers in a real-time personalized transaction experience that provides the business with significant marketing flexibility. On the Internet, a business can frequently adjust its featured selections, pricing and visual presentation. Also, these businesses can display a larger number of products than a traditional store-based or catalog retailer.

GLOBAL SCOPE OF THE INTERNET. Businesses that use the Internet as a sales and marketing channel are able to reach and serve a large and geographically diverse customer base electronically from a central location. Also, businesses can easily obtain demographic and related customer data that provides additional opportunities for direct marketing and personalized services.

DECREASED SALES COSTS. Businesses that use the Internet can access a global market without the high costs associated with additional retail channels. Online retailers and distributors do not have the burden of managing and maintaining multiple retail stores or the significant printing and mailing costs of catalogues.

REDUCED INVENTORY COSTS. Many businesses that use the Internet are able to have products shipped to consumers directly by the manufacturers. This reduces inventory costs and decreases exposure to inventory obsolescence.

Person-to-Person Applications

Person-to-person trading has traditionally been conducted directly through classified advertisements, collectibles shows, garage sales and flea markets or through intermediaries, such as auction houses and local dealer shops. These markets are highly inefficient and their fragmented, regional nature makes it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions. Also, the localized nature of these markets results in a limited variety and breadth of goods available in any one auction. An Internet-based trading solution offers several advantages over traditional person-to-person trading mediums, such as:

- facilitating the meeting of buyers and sellers, listing items for sale, exchanging information, interacting with each other and consummating transactions.

- allowing buyers and sellers to trade directly with one another, thereby bypassing traditional intermediaries and lowering costs for both parties.

- providing a global marketplace, which gives buyers a broader selection of goods to purchase and sellers the opportunity to sell their goods efficiently to a wider base of buyers.

- offering significant convenience, by allowing trading at all hours and providing continually-updated information.

We plan on offering person-to-person applications with additional aviation portal services.

i-Aerobids.com Details

Acquiring Viewer Base

The first element of our business model is to try to generate an audience/membership as quickly as possible. The higher the number of viewers on our web site, the greater our value becomes to potential members, clients and strategic partners. This initiative will hinge on a successful advertising campaign and public relations strategy. The effort should be as targeted and cost effective as possible, since this represents the Company's largest cost allocation. Preliminary advertising channels have been identified, and we anticipate that a membership can be attained. The Company will try to attract individuals who are interested in buying or selling a plane or a part by providing a unique auction environment as well as a comprehensive offering of aircraft purchasing and selling services.

The Auction Process

REGISTERING

-  Buyers

While any visitor to our website will be able to browse through our service and view the products or parts listed for auction, a user will first have to register with us in order to bid on an item. Users will register for free by completing a registration form on our sign up page. The registration form records contact information, mailing address and validates e-mail address. The bidder will then be given an identification number for use when bidding. Once registered, a customer will be able to bid or buy immediately on any of the listed auctions.

-  Sellers

Registration will be required for all individuals or agents that want to post a product on our site. Because there will be a fee charged for each listing, the user will have to provide i-Aerobids with a valid credit card as well as a verified mailing address and e-mail.

NAVIGATING

Our site will contain a listing of product categories that will allow for easy exploration of current auctions. Bidders will be able to search for specific airplanes by browsing through a list of auctions within a category or subcategory of planes or parts and then click through to a product page for a detailed description of a particular item. Each auction will be assigned a unique identifier so that users can easily search for and track specific airplane auctions.

The site will also feature a search engine to provide our users with the tools to find a desired model or part being auctioned on our site. Users will be able to search by specific manufacturer, model, year, flying hours and landings, price, location of the owner and/or by any specific keyword searches. For example, if a user wanted to find if we were auctioning off a Lear Jet built in 1994, the user could simply enter "1994" and "Lear Jet", and the search engine would create a list of these planes, including the airplane identification number and the specific status of the auction. The addition of the search engine will save our users valuable time when they have a specific plane or part in mind.

OBTAINING INFORMATION ABOUT AN AIRCRAFT OR AIRPLANE PART

On our website, customers will be able to obtain detailed information on each aircraft or part up for bid. Each property features a specific page containing:

     - detailed aircraft/part description including manufacturer, model, year, flying hours and number of landings

     - full-color image of the product - location of the owner - pricing - specific owner conditions for the sale - length/expiration of auction time

     -    bidding increments - the item identification number - the minimum bid

BIDDING ON A PRODUCT

-  The buyer

Once registered, it is anticipated that a customer will be able to bid or buy at will. As bids are received, our website will be instantly updated to display the current high bidder's user name. If a user places a bid, and then another member places a higher bid, the original bidder will receive an e-mail message from i-Aerobids notifying them that they have been outbid, and will ask them if they would like to make a higher bid.

i-Aerobids also plans to offer the "InstaBid" auction feature, which will give users an automated bidding option. The bidder will be asked to specify the maximum amount that she would be willing to spend on a particular plane or part. Once that amount is entered, the InstaBid feature would monitor the bidding activity on that vehicle, and would automatically enter higher bids for the user if her previous bid is matched or exceeded by another bidder, up to the maximum dollar amount originally specified by the bidder. This feature will allow potential users greater freedom and time savings when participating in an auction.

-  The seller

At the start of the auction it is anticipated that each seller/poster will have the option to specify the duration of their auction (up to 30 days), the "reserve price" below which he/she will not sell the product, and the specific bidding increments. If a bidder comes in with an appropriate auction price above the minimum price, then the seller/poster will receive the contact information of the bidder, and will be free to pursue a direct transaction.

It is anticipated that once the Company brings together the seller with the winning bidder, the transaction is performed between the two respective parties and does not involve the Company.

COMMUNITY

One of our main objectives will be to create a sense of community amongst our users to draw large audiences, encourage repeat visits and keep users engaged, while protecting their privacy and consumer interests. i-Aerobids is anticipating the creation of a system where each user of the service will have an ability to post comments about other users of the service directly into the target member's profile sections. These profile sections may be viewed by other members. Users will be prevented from leaving comments in their own profile. For example if a bidder recognizes the user name/or number of an individual or agent who has previously posted a jet for sale, and they have had a negative experience with the individual, they can post their comments into the sellers profile, and other bidders can access these comments. Conversely, if a seller has had a positive experience with a bidder, they will be able to post comments into the bidder's profile as well. This system will not only promote a sense of community on the site, but may also serve as a deterrent for fraud and abuses.

Aviation Portal Products

The Company's goal is to create an integrated specialized aviation portal for individuals on both sides of the transaction, and offer a one-stop solution for most services related to buying or selling any type of aircraft or aircraft part. i-Aerobids anticipates that it will enter into strategic relationships with the top providers of aviation-related services and offer links from its site directly to the home pages of our designated partners. Through these anticipated affiliations, i-Aerobids hopes to offer the following products and services to its members:

     1.LOANS AND FINANCING CALCULATORS will provide potential buyers with financing for the purchase.

     2.INSURANCE AND QUOTE COMPARISONS will provide owners or potential buyers with protection for their property, and will give them a chance to find the best rates.

     3.AIRCRAFT APPRAISAL SERVICES will allow buyers and sellers to gauge the value of a specific airplane.

     4.IMAGE HOSTING SERVICES will allow potential plane sellers to showcase their product online and attract more bidders.

     5.AVIATION RETAILERS will offer a one stop place for users' to shop for their aviation needs. In addition their will be a special model aircraft section, for hobby enthusiasts.

     6.SHIPPING SERVICES will allow our users to send and receive the products they purchase.

Revenue

LISTING FEES

It is anticipated that each seller will be charged a placement fee for each individual auction. In the event that an auction is unsuccessful, the seller will be offered a reduced rate on each ensuing auction that is initiated for the same aircraft or part. We anticipate selling listing fees in bulk, and working with both individuals who wish to sell their aircraft, as well as new and used aircraft dealers with an extensive inventory of products that may be auctioned on our site.

STRATEGIC PARTNERS

The partnerships that we anticipate forming with on-line service providers and merchants will include a link directly from our website directly to their home page. This type of arrangement is mutually beneficial for both parties. It will provide, a one-stop access to a wide range of services for i-Aerobids's members, and at the same time bring new customers and revenue to our partners. Because more value is usually placed on customers and revenue, it is anticipated that the Company will be able to derive income from these relationships via several different arrangements including Cost Per Click ("CPC"), Cost Per Acquisition ("CPA") and/or revenue sharing. Depending on the specifics of each partner relationship, one or a combination of these compensation methods may be used. The following is a description of each:

- Cost Per Click (CPC)

The intended increase in traffic to each third-party service provided by the

Company will enable us to charge each retailer a click-through rate, or a fee for each click called a CPC. This rate will be determined on an individualized basis with each partner. The CPC rate is a fee that is charged every time an i-Aerobids member clicks on any link to another company's site. This method of generating revenue is directly contingent upon how many members we have, as the probability of an actual click occurring becomes higher with more traffic on our site.

The CPC rate must be specific for each client or strategic partner, based on their traffic needs. The more existing traffic there is on a site, the less valuable each click is for them. However, for a brand new site the need to generate traffic is more immediate. Consequently, the more established sites will be charged a lower CPC rate.

- Cost Per Acquisition (CPA)

In some instances we anticipate that it will make sense to charge a flat fee for each new customer that we deliver to a strategic partner. For example in the case of an insurance partner, we anticipate receiving a flat fee for each closed insurance policy.

- Revenue Sharing

For e-commerce partners, we anticipate asking for a fixed percentage of revenues obtained through purchases made by customers that are i-Aerobids members. The growing memberships may provide opportunities for these businesses to increase their on-line revenues.

The revenue arrangement will be determined by the strategic partner's industry dynamics relative standing in their respective industry, and marginal value that the partner derives from additional customers and revenues.

ADVERTISING ON I-AEROBIDS.COM

The anticipated traffic on the i-Aerobids website will also allow for us to receive advertising sales revenues from potential advertisers. Advertising sales on i-Aerobids is a way that we can possibly generate revenue from a diverse selection of marketplaces. We intend to create a variety of different options and packages for companies that would purchase advertising space on our site. These companies are not limited to the aviation industry, but can come from a variety of related industries including: major banks and credit cards, retailers, the travel industry, fitness products and gyms, restaurants and/or any industry that can benefit from a group of consumers with significant potential spending power.

It is anticipated that these advertisements will be in the format of click-on banners and buttons of varying sizes that will link the viewer directly to the advertisers' home page. The pricing for these ads will be based on a CPM rate, or cost per thousand impressions which the number of times the ad appears on this site. The CPM rate is derived from the number of exclusive viewers on a site at a given time, or how many viewers will actually see the ad. Therefore, the higher i-Aerobids' membership number, the more its advertising space is in demand. This further outlines our initial priority to draft a large viewer base in order to generate maximum profit from sale of our advertising space. The CPMs i-Aerobids will charge are also dependent on our members click through rates, and on the individual advertiser. Newer advertisers are willing to pay more for each new customer and would pay a higher rate per click.

FUTURE REVENUE OPPORTUNITIES

Future possibilities for generating income include strategic partnerships and/or acquisitions of other auction sites, vertical integration into the aircraft dealership business, horizontal integration into the businesses of our anticipated partners (ie insurance, retail, imaging services, etc), or agreements to be the host for other third party auctions.

Legislation

Government Regulation

The auction industry is not currently subject to direct federal laws or regulations applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

     -    user privacy
     -    freedom of expression
     -    pricing
     -    content and quality of products and services - taxation - advertising
          - intellectual property rights - information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

STATE LAWS

Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, adversely affecting our business, financial condition and operating results. In addition, because our services are accessible worldwide, and we facilitate the sale of goods to users worldwide, other jurisdictions may claim that we are required to comply with their laws, or to qualify to do business as a foreign corporation in a particular state or foreign country.

Competition

There are several direct competitors in this industry, but we believe that there is enough current demand to support another entrant. The competitors include but are not limited to:

          -TRADE DAYS INTERNATIONAL, INC. which auctions off used airplanes from small commuter planes to large commercial jet transports, engines, and accessories.

          -PARTSBASE.COM offers aviation auction and an e-commerce marketplace for the aviation, aerospace and defense industries.

          -JETPLANE.COM offers interactive classifieds for buying & selling aircraft, airplanes, helicopters & aircraft parts worldwide; including prop airplanes, business jets & transport

In the future, the Company may encounter competition from other aircraft auctions that are still in the process of constructing their websites, but are showing a future commitment to e-commerce for their business. Some of the Company's competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not develop Internet or aircraft products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings.

The Company may also compete with online services and other website operators as well as traditional off-line auctions for a share of advertisers' total advertising budgets. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

Employees

At April 12, 2000, the Company employed one person. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently shares office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i-Incubator.com, Inc. Michael D. Farkas, a principal shareholder of the Company is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. No rent is being charged to the Company. We believe that this space is sufficient for us at this time.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 12, 2001, there were 62 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock exceeds 650. The Company's common stock is not currently available for trading.

DIVIDENDS

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 & 1999

I-AEROBIDS.COM, INC.

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                           1

BALANCE SHEETS                                         2

STATEMENTS OF OPERATIONS                               3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY          4

STATEMENTS OF CASH FLOWS                              5-6

NOTES TO FINANCIAL STATEMENTS                        7-15

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Aerobids.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of I-Aerobids.com, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of I-Aerobids.com, Inc. as of December 31, 1999 were audited by other auditors who report dated September 18, 2000, expressed on unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Aerobids.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

March 27, 2001

-1-
I-AEROBIDS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                  ASSETS
                                                                           December 31, 2000   December 31, 1999
                                                                           -----------------   -----------------
CURRENT ASSETS:

Cash                                                                                $    190    $      0
                                                                                    --------    --------
         Total current assets                                                            190           0

TOTAL ASSETS                                                                        $    190    $      0
                                                                                    ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                            $  6,713    $  3,500
    Loan and advances payable - related party                                            335           0
   Notes payable - related party                                                       5,000           0
                                                                                    --------    --------
   Total current liabilities                                                          12,048       3,500

STOCKHOLDERS' EQUITY:

   Common Stock, par value $.0001 per share; 50,000,000 shares authorized;
     10,000,000 shares issued and outstanding,

     at December 31, 2000 and December 31, 1999, respectively                          1,000       1,000
   Additional paid-in capital                                                           (900)       (900)
   Deficit accumulated during the development stage                                  (11,958)     (3,600)
                                                                                    --------    --------
     Total stockholders' equity                                                      (11,858)     (3,500)
                                                                                    --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    190    $      0
                                                                                    ========    ========

The accompanying notes are an integral part of these financial statements.

I-AEROBIDS.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                         FOR THE PERIOD
                                                                   YEAR ENDED           DECEMBER 23, 1999
                                                                   DECEMBER 31          (INCEPTION) TO
                                                                  -----------           DECEMBER 31, 2000
                                                             2000            1999       -----------------
                                                             ----            ----
DEVELOPMENT STAGE REVENUES                               $          0    $          0    $          0


DEVELOPMENT STAGE EXPENSES:

           Amortization                                  $          0    $        100    $        100
           Accounting                                           5,500           2,500           8,000
           Bank charges                                            30               0              30
           Domain names                                           225               0             225
           Legal fees                                           2,102           1,000           3,102
           Licenses and taxes                                     377               0             377
           Office general                                          41               0              41

TOTAL DEVELOPMENT STAGE EXPENSES                                8,275           3,600          11,875

         LOSS FROM OPERATIONS                                  (8,275)   $     (3,600)   $    (11,875)

INTEREST EXPENSE                                                  (83)              0             (83)

NET LOSS                                                       (8,358)         (3,600)   $    (11,958)

LOSS PER COMMON SHARE

           Basic                                         $    (0.0008)   $    (0.0004)
           Diluted                                                 N/A             N/A
                                                          ============    ============

Weighted-average number of common shares outstanding        10,000,000      10,000,000
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

I-AEROBIDS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 23, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                  COMMON STOCK          ADDITIONAL    DURING THE
                                                                  ------------           PAID-IN     DEVELOPMENT
                                                             SHARES          AMOUNT      CAPITAL        STAGE          TOTAL
                                                             -------         -------     --------       ------         -----
Balance, December 23, 1999 (inception)                               0   $        0   $        0    $        0    $        0

Common stock issued to related parties for
  management services                                       10,000,000        1,000         (900)            0           100
                                                            ----------   ----------   ----------    ----------    ----------

Loss during development stage for the period December 23,
1999 (inception) through December 31, 1999                           0            0            0        (3,600)       (3,600)
                                                            ----------        -----         ----       -------       -------

Balance, December 31, 1999                                  10,000,000        1,000         (900)       (3,600)       (3,500)

Loss during development statge for the year
ended December 31, 2000                                              0            0            0        (8,358)       (8,358)
                                                            ----------        -----         ----       -------       -------
Balance, December 31, 2000                                  10,000,000        1,000         (900)      (11,958)      (11,858)
                                                            ==========        =====         ====       =======       =======

I-AEROBIDS.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE IN CASH)

                                                                                       FOR THE PERIOD
                                                                                      DECEMBER 23, 1999
                                                                   YEAR ENDED          (INCEPTION) TO
                                                                    DECEMBER 31       DECEMBER 31, 2000
                                                                    -----------       -----------------
                                                                2000          1999
                                                                ----          ----
OPERATING ACTIVITES

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               $ (8,358)   $ (3,600)   $(11,958)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
OPERATIONS

AMORTIZATION                                                          0         100         100
INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES      3,213       3,500       6,713
INCREASE (DECREASE) IN LOANS AND ADVANCED PAYABLES-REALTED PARTY    335           0         335
                                                                 ------       -----      ------

     NET CASH USED BY OPERATING ACTIVITIES                       (4,810)          0      (4,810)
                                                                 ------       -----      ------

FINANCING ACTIVITIES

     PROCEED FROM SHORT TERM BORROWINGS-NET                       5,000           0       5,000
                                                                 ------       -----      ------

      NET CASH USED FOR FINANCING ACTIVITIES                      5,000           0       5,000
                                                                 ------       -----      ------

      INCREASE (DECREASE) IN CASH                                   190           0         190
                                                                 ------       -----      ------
      CASH, BEGINNING OF YEAR                                         0           0           0
                                                                 ------       -----      ------
      CASH, END OF YEAR                                        $    190    $      0    $    190
                                                               ========    ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

The accompanying notes are an integral part of these financial statements.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE IN CASH)

     FOR THE PERIOD FROM DECEMBER 23, 1999 (INCEPTION) TO DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the year ended December 31, 2000 and for the cumulative period December 23, 1999 (inception) to December 31, 2000, the Company did not pay or accrue any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

     The Company entered into the following non-cash transactions:
     During the period ended December 31, 1999, the Company issued 10,000,000 post split shares of common stock in consideration of management services to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. The transaction was valued at $100. (See note 6).

The accompanying notes are an integral part of these financial statements.

                              I-AEROBIDS.COM, INC

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000



NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     I-Aerobids.com, Inc. ("the Company"), a wholly owned subsidiary of I-Incubator.com, Inc., was incorporated on December 23, 1999 under the laws of the State of Delaware. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to aviation related parts and accessories. The Company is a development stage company and has had limited activity.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CARRYING VALUES

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

MANAGEMENT DECISION NOT TO CONSOLIDATE

     Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority Owned Subsidiaries," encourages the use of consolidated financial statements between a parent company and its subsidiaries unless:

     a)   Control is likely to be temporary,
     b)   Control does not rest with the majority owner(s), or
     c) Minority stockholders have certain approval or veto rights that allow them to exercise significant control over major management decisions in the ordinary course of business.

The management of I-Incubator.com, Inc., a related party, in which Michael D. Farkas is a beneficial owner, believes that its control is temporary. Therefore, management believes that separate financial statements are appropriate and properly reflect the Company's current operating results.

INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

NET LOSS PER SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments, only if they are dilative in nature with regards to earnings per share. Since the Company has incurred a net loss since it's inception and there are no convertible instruments, basic loss per share and diluted loss per share are the same.

STOCK COMPENSATION

     The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of the fair market method to account for transactions involving stock base compensation that are entered into fiscal years beginning after December 15, 1995. Under the fair value method, the issuance of equity instruments to non-employees in exchange for goods or services, should be accounted for based on the fair value of the goods or services received or the fair value of the income instruments issued, whichever is more reliably measured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts of its financial instruments. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

     In June 1997, the Financial Accounting Standards Board ('FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in financial statements and is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

     In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after The Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

     SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February, 1999. This statement is not applicable to the Company.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 3 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS
     ------------------------------------------------------

     The Company's initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the internet industry, negotiating contracts and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 23, 1999 (inception) to December 31, 2000 aggregated $11,958. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 4 - INCOME TAXES
         ------------

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2000 and December 31, 1999, the Company had net operating loss carryforwards ("NOL's") of $11,958 and $3,600, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                  December 31,               December 31,
                                  2000                       1999
                                  ----                       ----
Deferred tax assets              $     4,723                 $   1,422

Valuation allowance                  (4,723)                   (1,422)
                                 -----------                 ---------

Deferred tax asset, net          $         -                 $       -
                                     ======                    ======

At December 31, 2000 and December 31, 1999, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2000 and December 31, 1999, principally due to the following

U.S. statutory tax rate                 34%
State and local taxes                   5.5
Valuation allowance                  (39.5)
                                      -----

Effective rate                          - %
                                        ===

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     -------------------------------------

     Accounts payable and accrued expenses at December 31, 2000 and December 31, 1999 consisted of the following:

                                                 December 31,              December 31,
                                                       2000                       1999
                                                 ----------                -----------
Accounting fees                                  $        5,500            $        2,500
Legal fees                                                1,000                     1,000
General expenses                                          213                       0
                                                          ---                       -


Total accounts payable accrued expenses          $        6,713            $        3,500
                                                          =====                     =====

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

     On December 23, 1999 the Company issued 10,000,000, post split, restricted common shares to I - Incubator.com, Inc. ("Incubator") for formation of the company. This transaction was valued at $100.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

     During the year ended December 31, 2000 the Company received funds from I-Incubator.com, Inc. to meet various working capital requirements. These loans and advances total $335 and are non- interest bearing, and are due on demand.

         On October 25, 2000, the Company executed a note payable to Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael Farkas (Director of I-Incubator), for principal sum of $3,000 at a rate of 10% per annum. The entire principal amount and accrued interest are due and payable on January 24, 2001.

     On November 10, 2000 the Company executed a note payable to Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael Farkas (Director of I-Incubator) for a principal sum of $2,000 at a rate of 10% per annum. The entire principal amount and accrued interest are due and payable on February 9, 2001.

                              I-AEROBIDS.COM, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 8 - SUBSEQUENT EVENT
--------------------------

     During the first quarter ending March 31, 2001, the Company issued a series of promissory notes to Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, for an aggregating sum of $5,734.90. The promissory notes each bear interest at a rate of 10% per annum. The promissory notes principal amounts and accrued interest are due and payable on dates ranging from April 2001 to June 2001.

     On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin- off") with I-Incubator. Upon spin-off, the shareholders of I-Incubator received 0.411 shares of the Company's common stock for each share of I-Incubator owned as of February 13, 2001, totaling 10,008,585 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock and The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Aerobid.Com, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $11,958, primarily consisting of accounting ($8,000), and legal ($3,102). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $8,358 as compared to $3,600 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were primarily professional fees ($7,602) in connection with quarterly and annually regulatory filings.

Expenses for the quarter ended December 31, 1999 were primarily professional fees ($3,500) in connection with costs incurred with the formation and annual regulatory filings of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditor's are included in this report under Item 6 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company initially engaged Salibello & Broder, C.P.A. to render accounting services on December 15, 2000. Our previous accountant was John Abitante, CPA of Berenfeld, Spritzer, Shechter & Sheer, 7700 N. Kendall Drive, Suite 805, Miami, Florida 33156.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of March 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                            WITH COMPANY
NAME                       AGE              SINCE         DIRECTOR/POSITION
                           ---              -----         -----------------

Jamee Kalimi               32               1999          President, Secretary
                                                          and Director

Jamee M. Kalimi, 32, has been President, Secretary and Director of the Company since inception. She is a marketing and telecommunications expert with a strong ability to create new strategies and business plans. Since 1998, Ms. Kalimi has been President and Director of i-Incubator.com, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board. (OTCBB:INQU). Ms. Kalimi is also President of i-CarAuction.com, Inc., i-AntiqueAuction.com, Inc. and i-Aerobids.com, Inc. and is Vice President and Secretary of i-Teleco.com, Inc. all of which are subsidiaries of i- Incubator.com, Inc. Ms. Kalimi has been heavily involved in the telecommunications industry since 1990, specializing in pay per call services and the marketing of such services. She has an active real estate license in the State of Florida which was obtained in 1995. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2000 for the executive officers who were serving as of fiscal year ending December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

Summary Compensation Table

                              ANNUAL COMPENSATION

Name and Principal Position         Year    Salary   Bonus    Restricted Stock Award
---------------------------         ----    ------   -----    ----------------------
         None

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 12, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Michael D. Farkas (2)              4,626,364                 46.22%
                           294 South Coconut Lane
                           Miami, Florida 33131

                           Romano Limited                       946,656                  9.46%
                           790 Finchley Road
                           London NW117UR England

                           Matthew Sher (3)                     719,425                  7.19%
                           176 Broadway, #5D
                           New York, NY 10038

Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------

Common Stock               Jamee Kalimi                         51,388                        *
                           3314 Oak Drive
                           Hollywood, Florida 33021

All directors and executive                                     51,288                        *
officers as a group (2 persons)

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2) Includes 1,356,630 shares held by Farkas Group, Inc., 2,105,498 shares held by Atlas Equity Group, Inc., and 1,133,403 shares held by GSM Communications, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 30,833 shares which he personally owns.

(3) Matthew Sher beneficially owns 616,650 shares as a principal shareholder of On Mark Enterprises Inc. and 102,775 shares personally for a total of 719,425 shares.

* Less than 1% of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company presently shares office in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i-Incubator.com, Inc. Michael D. Farkas, a principal shareholder of i-Aerobids is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. No rent is being charged to the Company. We believe that this space is sufficient for us at this time.

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 28, 2000(SEC File No. 000-32025).

(b)  Reports on Form 8-K
 We did not file any reports on Form 8-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    I-AEROBIDS.COM, INC.

                                    By: /s/ Jamee Kalimi
                                       --------------------------------
                                            Jamee Kalimi
                                            President and Director

Dated:     April 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                             DATE
----                        -----                             ----

/s/ Jamee Kalimi            President and Director            April 12, 2001