Form 10QSB
period 2001-03-31
I AEROBIDS COM INC
filed 2001-05-15
CIK 1128726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                             Commission File No. 0-32025

                              I-AEROBIDS.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Delaware
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3698367
                                (I.R.S. Employer
                               Identification No.)

             1221 Brickell Avenue, Suite 900, Miami, Florida 33131
              (Address of Principal Executive Offices) (Zip Code)

                                 (305) 358-3678
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001 the Company had 10,008,585 shares of Common Stock outstanding, $0.0001 par value.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                               I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED
                 MARCH 31, 2001 AND AS OF DECEMBER 31, 2000 AND
                        FOR THE PERIODS DECEMBER 23, 2000
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001

                               I-AEROBIDS.COM, INC.

                          (A Development Stage Entity)

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                        1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-14

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
March 27, 2001

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                                          (Unaudited)
                                                                March 31,     December 31,
                                                                  2001           2000
                                                                  ----           ----
CURRENT ASSETS:
    Cash                                                         $    173    $    190

         Total current assets                                         173         190

TOTAL ASSETS                                                     $ 173.00    $ 190.00
                                                                 ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                        $  7,469    $  6,713
    Loan and advances payable - related party                         189         335
    Notes payable - related party                                  11,235       5,000
                                                                 --------    --------
               Total current liabilities                           18,893      12,048

STOCKHOLDERS' EQUITY:

    Common Stock, par value $.0001 per share;
      50,000,000 shares Authorized;
      10,008,585 and 10,000,000 shares issued and outstanding,
      at March 31, 2001 and December 31, 2000, respectively         1,009       1,000
    Additional paid-in capital                                       (909)       (900)
    Deficit accumulated during the development stage              (18,820)    (11,958)
                                                                 --------    --------

               Total stockholders' equity                         (18,720)    (11,858)
                                                                 --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    173    $    190
                                                                 ========    ========

         The accompanying notes are an integral part of these financial statements.

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                       (UNAUDITED)
                                                                                                       FOR THE PERIOD
                                                                           (UNAUDITED)                DECEMBER 23, 2000
                                                                         THREE MONTHS ENDED             (INCEPTION) TO
                                                                             MARCH 31                  MARCH 31, 2001
                                                                        2001             2000
                                                                        ----             ----
DEVELOPMENT STAGE REVENUES                                          $             0   $            0     $             0
                                                                   ----------------- ----------------   ----------------
DEVELOPMENT STAGE EXPENSES:
              Amortization                                                      0              100                  100
              Accounting                                                    2,500                0               10,500
              Bank charges                                                     62                0                   92
              Domain names                                                      0                0                  225
              Legal fees                                                    1,987                0                5,089
              Licenses and taxes                                               50               50                  427
              Office general                                                    0                0                   41
              Shareholder related services                                    163                0                  163
              Transfer agent fees                                           1,424                0                1,424
              Online services                                                 190                0                  190
              Printing                                                        315                0                  315
                                                                   ---------------   --------------     ----------------
TOTAL DEVELOPMENT STAGE EXPENSES                                            6,691              150               18,566

              LOSS FROM OPERATIONS                                         (6,691)            (150)             (18,566)

INTEREST EXPENSE                                                             (171)               -                 (254)
                                                                   ---------------   --------------     ----------------

NET LOSS                                                                   (6,862)            (150)           $ (18,820)
                                                                   ===============   ==============     ================

LOSS PER COMMON SHARE
              Basic and diluted                                         $ (0.0007)       $ (0.0001)
                                                                   ===============   ==============

Weighted-average number of common shares outstanding                   10,006,773       10,000,000
                                                                   ===============   ==============

   The accompanying notes are an integral part of these financial statements.

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         DEFICIT
                                                                                                        ACCUMULATED
                                                                                     ADDITIONAL          DURING THE
                                                             COMMON STOCK            PAID-IN            DEVELOPMENT
                                                      SHARES          AMOUNT         CAPITAL        STAGE          TOTAL
                                                      -------------   -----------   -----------  -------------  ------------
Balance, December 23, 1999 (inception)
                                                                 0     $       0      $       0      $      0     $       0
Common stock issued to related parties for
  Management services                                   10,000,000         1,000          (900)             -           100

Loss during development stage for the period December 23,
  1999(inception) through  December 31, 1999                     0             0             -         (3,600)       (3,600)
                                                      -------------   -----------   -----------  -------------  ------------

Balance, December 31, 1999                              10,000,000         1,000          (900)        (3,600)       (3,500)

Loss during development stage for the year ended
  December 31, 2000                                              0             0             -         (8,358)       (8,358)
                                                      -------------   -----------   -----------  -------------  ------------

Balance, December 31, 2000                              10,000,000         1,000          (900)       (11,958)      (11,858)

Increase in common stock issued resulting from agreement
  and plan of distribution ("spin-off")                      8,585             9            (9)             -             -

Loss during development stage for the
  three months ended March 31, 2001                              0             0             0         (6,862)       (6,862)
                                                      -------------   -----------   -----------  -------------  ------------

Balance, March 31, 2001                                 10,008,585    $ 1,009.00     $ (909.00)   $(18,820.00)  $(18,720.00)
                                                      =============   ===========   ===========  =============  ============

         The accompanying notes are an integral part of these financial statements.

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                      (UNAUDITED)
                                                                       (UNAUDITED)                    FOR THE PERIOD
                                                                    THREE MONTHS ENDED                DECEMBER 23, 1999
                                                                         MARCH 31                     (INCEPTION) TO
                                                                    2001              2000            March 31, 2001
                                                                    ----              ----            --------------
OPERATING ACTIVITES
Net loss                                                              $ (6,862)           $ (150)             $ (18,820)

Adjustments to reconcile net loss to net cash used by Operations

Amortization                                                                 -               100                    100
Increase (Decrease) in accounts payable and accrued expenses               756                 -                  7,469
Increase (Decrease) in loans and advance payables-related party           (146)               50                    189
                                                               ----------------  ----------------   --------------------

      Net cash used by operating activities                             (6,252)                -                (11,062)
                                                               ----------------  ----------------   --------------------


FINANCING ACTIVITIES
Proceeds from short term borrowing - related party                       6,235                 -                 11,235
                                                               ----------------  ----------------   --------------------
      Net cash used for financing activities                             6,235                 -                 11,235
                                                               ----------------  ----------------   --------------------
Increase (decrease) in cash                                                (17)                -                    173
                                                               ----------------  ----------------   --------------------
Cash, Beginning of quarter                                                 190                 -                      -
                                                               ----------------  ----------------   --------------------
Cash, End of quarter                                                       173                 -                    173
                                                               ----------------  ----------------   --------------------

         The accompanying notes are an integral part of these financial statements.

                              I-AEROBIDS.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

I-Aerobids.com, Inc. ("the Company"), was incorporated on December 23, 1999 under the laws of the State of Delaware. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock and intends to develop an auction website devoted entirely to aviation related parts and accessories. The Company is a development stage company and has had limited activity.

The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly trade company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 19, 2001. Upon such spin-off, shareholders of Incubator received 0.4111 shares of the Company for each share of Incubator owned as of February 13, 2001. As a result of the spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the Company's outstanding common stock and GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 1,133,403 shares representing approximately 11.3% of the Company's outstanding common stock. Its principal office is located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131.

2.     SUMMARY   OF   SIGNIFICANT    ACCOUNTING  POLICIES

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

                              I-AEROBIDS.COM, INC
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

3.   RECENTLY ISSUED ACCOUNTING

     PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.

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

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS



SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February, 2000. This statement is not applicable to the Company.

4.       DEVELOPMENT  STAGE  OPERATIONS  AND  GOING CONCERN MATTERS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 23, 1999 (inception) to March 31, 2001 aggregated $18,820. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.       INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At March 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $18,820 and $11,958, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                        March 31,                December 31,
                                                          2001                      2000
                                                          ----                      ----
Deferred tax assets                                      $        7,434            $        4,723
Valuation allowance                                              (7,434)                   (4,723)
                                                         ---------------           --------------
Deferred tax asset, net                                  $        -                $        -
                                                         ==================        ==========

                              I-AEROBIDS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

At March 31, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2001 and December 31, 2000, principally due to the following

         U.S. statutory tax rate           34%
         State and local taxes             5.5
         Valuation allowance             (39.5)
                                         ------

         Effective rate                     - %
                                         ======

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2001 and December 31, 2000 consisted of the following:

                                                   March 31,              December 31,
                                                     2001                    2000
                                               ------------------       -----------
Accounts payable                               $        215             $     2,630

Accounting fees                                       7,000                   4,000

Accrued interest                                        254                      83
                                               ------------             -----------

Total accounts payable accrued expenses        $      7,469             $     6,713
                                               ==============           ===========

7.  NOTE PAYABLE

At March 31, 2001 and December 31, 2000, notes payable to related party consist of eight and two individual notes aggregating a total of $11,235 and $5,000, respectively. These notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.

8.       STOCKHOLDERS' EQUITY

On December 23, 2000 the Company issued 10,000,000, post split, restricted common shares to I-Incubator.com, Inc. ("Incubator") for formation of the company. This transaction was valued at $100.

On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of Incubator. The spin-off resulting in 8,585 additional shares issued due to rounding.

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

9.       RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 and year ended December 31, 2000 the Company received funds from I-Incubator.com, Inc. to meet various working capital requirements. These loans and advances total $189 and $335, respectively, and are non-interest bearing, and are due on demand.

Between October 2000 and March 2001, the Company issued to Atlas Equity Group, Inc. eight promissory notes aggregating $11,235. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through June 2001. Atlas Equity is a majority shareholder of the company.

10.      SUBSEQUENT EVENT

On April 18, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, for $200. The promissory note bears interest at 10% per annum. The promissory note principal amount and accrued interest are due and payable on July 17, 2001.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

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

PERIOD FROM  DECEMBER  23, 2000  (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $18,820, primarily consisting of accounting ($10,500), legal ($4,089), and transfer agent fees ($1,424). The fees were in connection with the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

YEAR ENDED  DECEMBER  31, 2000 AND  DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $8,358 as compared to $3,600 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were primarily professional fees ($7,602) in connection with quarterly and annually regulatory filings.

Expenses for the year ended December 31, 1999 were primarily professional fees ($3,500) in connection with costs incurred with the formation and annual regulatory filings of the Company.

QUARTER  ENDED  MARCH  31,  2001  AND  MARCH 31, 2000

Development stage expenses during the quarter ended March 31, 2001 were $6,862 as compared to $150 for the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily accounting ($2,500), legal ($1,987), and transfer agent fees ($1,424). The fees were in connection with the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

Expenses for the quarter ended March 31, 2000 are in connection with the formation of the company.

Liquidity and Capital Resources

Despite capital contributions and related party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities through loans from related parties. A significant portion of the funds raised from the loans has been used to cover working capital needs such as office expenses and various professional fees.

For the three months ended March 31, 2001, we incurred a net loss of $6,862. Our accumulated deficit since inception is $18,820. Such accumulated losses have resulted primarily from professional fees incurred in connection with the Company's annual and quarterly regulatory filings.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders.   None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                             I-Aerobids.com, Inc.
                             (Registrant)

Date: May 15, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President, Treasurer and
                                 Secretary