Form 10QSB
period 2001-06-30
I AEROBIDS COM INC
filed 2001-08-14
CIK 1128726

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                   Yes    X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 10,008,585 shares of Common Stock outstanding, $0.0001 par value.

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                              I-AEROBIDS.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
           FINANCIAL STATEMENTS AS OF JUNE 30, 2001 AND DECEMBER 31,
   2000 AND FOR THE SIX MONTH PERIOD JUNE 30,2001 AND 2000 AND FOR THE PERIOD
          DECEMBER 23, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

I-AEROBIDS.COM, INC.

(A Development Stage Company)

TABLE OF CONTENTS

----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                              1

FINANCIAL STATEMENTS AS OF JUNE 30, 2001
AND DECEMBER 31, 2000 AND FOR THE SIX
MONTH PERIOD JUNE 30, 2001 AND 2000 AND
FOR THE PERIOD DECEMBER 23, 1999 (DATE
OF INCEPTION) THROUGH JUNE 30, 2001

Balance sheets 2

Statements of operations                                  3

Statements of changes in stockholders' equity             4

Statements of cash flows                                 5-6

Notes to financial statement                            7-11

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

Item 5. Other Information

Signatures

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Aerobids.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of I-Aerobids.com, Inc. (a development stage company) as of December 31, 2000 and the related statement of operations, change in stockholders' equity and cash flow for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of I-Aerobids.com, Inc. as of December 31, 2000, and the result of its operation and its cash flow for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
March 27, 2001

I-Aerobid
Balance Sheet

                                                              (unaudited)
                                                             June 30, 2001          December 31, 2000
                                                           --------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash                                                             $ 406                     $ 190
                                                           ------------------     ---------------------
               Total current assets                                      406                       190

TOTAL ASSETS                                                           $ 406                     $ 190
                                                           ==================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                          $ 9,905                   $ 6,713
      Loan and advances payable - related party                          190                       335
      Notes payable - related party                                   12,935                     5,000
                                                           ------------------     ---------------------
               Total current liabilities                              23,029                    12,048

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 50,000,000 shares authorized;
      10,008,585 and 10,000,000 shares issued and outstanding,

        at June 30, 2001 and December 31, 2000,
      respectively                                                     1,009                     1,000
      Additional paid-in capital                                        (909)                     (900)
      Deficit accumulated during the development stage               (22,724)                  (11,958)
                                                           ------------------     ---------------------
                 Total stockholders' equity                          (22,624)                  (11,858)
                                                           ------------------     ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 406                     $ 190
                                                           ==================     =====================

I-Aerobid.com
Statement of Operation

                                                                                                                 (Unaudited)
                                                       (Unaudited)                      (Unaudited)            for the period
                                                   six months ended                  three months ended       December 23, 1999
                                                       June 30,                           June 30,           (date of inception) to
                                                      --------                           --------
                                                 2001              2000              2001            2000        June 30, 2001
                                                 ----              ----              ----            ----        -------------
DEVELOPMENT STAGE REVENUES                       $ -                $ -              $ -              $ -                $ -
                                          -------------     --------------    -------------   --------------    -----------------

DEVELOPMENT STAGE EXPENSES:

       Amortization                                0               100                 0               100               100
       Accounting                              5,423                 0             2,923                 0            13,422
       Bank charges                              107                 0                45                 0               137
       Domain names                                0                 0                 0                 0               225
       Legal fees                              2,698                 0               711                 0             5,800
       Licenses and taxes                        200               145               150               100               577
       Office general                              0                 0                 0                 0                41
       Shareholder related services              163                 0                 0                 0               163
       Transfer agent fees                     1,677                 0               253                 0             1,677
       Online services                           190                 0                 0                 0               190
       Printing                                  315                 0                 0                 0               315
                                        ------------      ------------      ------------      ------------      ------------

TOTAL DEVELOPMENT STAGE EXPENSES              10,773               245             4,082               200            22,647
                                        ------------      ------------      ------------      ------------      ------------

       LOSS FROM OPERATIONS                  (10,773)             (245)           (4,082)             (200)          (22,647)

INTEREST EXPENSE                                (494)                0              (323)                0              (577)

NET LOSS                                $    (11,266)     $       (245)     $     (4,405)     $       (200)     $    (23,224)
                                        ============      ============      ============      ============      ============

LOSS PER COMMON SHARE
       Basic and diluted                $    (0.0011)     $    (0.0001)     $    (0.0004)     $    (0.0001)
                                        ============      ============      ============      ============

Weighted-average number of common
shares outstanding                        10,007,684        10,000,000        10,007,684        10,000,000
                                        ============      ============      ============      ============

I-aerobid.com
Statement of Stockholders' Equity

                                                                                                              DEFICIT
                                                                                                              ACCUMULATED
                                                                                              ADDITIONAL      DURING THE
                                                                             COMMON STOCK     PAID-IN         DEVELOPMENT
                                                               SHARES           AMOUNT        CAPITAL         STAGE          TOTAL
                                                             ------------     ------------  -------------     ------------   ------
Balance, December 23, 1999 (date of inception)                           0            $           $              0$        $      0
Common stock issued to related parties for
  Management services                                           10,000,000        1,000        (900)              0             100

Loss during development stage for the period December 23,
  1999(inception) through  December 31, 1999                             0            0           0          (3,600)         (3,600)
                                                                ----------       ------       -----        --------        --------

Balance, December 31, 1999                                      10,000,000        1,000        (900)         (3,600)         (3,500)

Loss during development stage for the year ended
  December 31, 2000                                                      0            0           0          (8,358)         (8,358)
                                                                ----------       ------       -----        --------        --------

Balance, December 31, 2000                                      10,000,000        1,000        (900)        (11,958)        (11,858)

Increase in common stock issued resulting from agreement
  and plan of distribution ("spin-off")                              8,585            9          (9)              0               0

Loss during development stage for the
six months ended June 30, 2001                                           0            0           0         (11,266)        (11,266)
                                                                ----------       ------       -----        --------        --------

Balance, June 30, 2001                                          10,008,585       $1,009       $(909)       $(23,224)       $(23,124)
                                                                ==========       ======       =====        ========        ========

I-aerobid.com, Inc.
cash flow

                                                                                                 (Unaudited)
                                                                       (Unaudited)              for the period
                                                                       six months ended       December 23, 1999
                                                                         June 30,           (date of inception) to
                                                                         --------
                                                            2001             2000               June 30, 2001
                                                            ----             ----               -------------
OPERATING ACTIVITES
Net loss                                                   $ (11,266)          $ (245)        $ (22,724)

Adjustments to reconcile net loss to net cash
used by operations
Amortization                                                       0              100               100

Changes in assets and liabilities
Increase (Decrease) in accounts payable

and accrued expenses                                           3,692                0             9,905
Increase (Decrease) in loans and advances
-related party                                                  (145)             145               190
                                                         ------------     ------------     -------------

       Net cash used by operating activities                  (7,719)               0           (12,529)
                                                         ------------     ------------     -------------

FINANCING ACTIVITIES
Proceeds from short term borrowing - related party             7,935                0            12,935
                                                         ------------     ------------     -------------

       Net cash used for financing activities                  7,935                0            12,935
                                                         ------------     ------------     -------------

INCREASE (DECREASE) IN CASH                                    $ 216       $        0             $ 406
                                                         ============     ==============================

CASH, BEGINNING OF PERIOD                                      $ 190       $        0             $   0
                                                         ============     =============================

CASH, END OF PERIOD                                            $ 406       $        0             $ 406
                                                         ============     ==============================

I-AEROBIDS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 23, 2000 (INCEPTION) TO JUNE 30, 2001

-----------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During the six months ended June 30, 2001 and for the cumulative period December 23, 2000 (inception) to June 30, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

         On December 23, 1999, the Company issued 10,000,000 post split shares of common stock in consideration of management services to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. The transaction was valued at $100 (See note 8).

         On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of Incubator. The spin-off resulted in 8,585 additional shares issued due to rounding. The transaction was valued at $9 (See note 8).

              The accompanying notes are an integral part of these
                             financial statements.

I-AEROBIDS.COM, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

     The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 19, 2001. Upon such spin-off, shareholders of Incubator received 0.4111 shares of the Company for each share of Incubator owned as of February 13, 2001. As a result of the spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the Company's outstanding common stock and GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 1,133,403 shares representing approximately 11.3% of the Company's outstanding common stock. Its principal office is located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131.

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

I-AEROBIDS.COM, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

I-AEROBIDS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 does not have a material effect on our financial statements and related disclosures.

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

I-AEROBIDS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 23, 1999 (inception) to June 30, 2001 aggregated $22,724. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At June 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $23,224 and $11,958, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                              June 30,      December 31,
                                2001            2000
                                ----            ----
Deferred tax assets           $ 9,173        $ 4,723
Valuation allowance            (9,173)        (4,723)
                               ------         ------

Deferred tax asset, net       $    --        $    --
                              =======        =======

     At June 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended June 30, 2001 and December 31, 2000, principally due to the following

         U.S. statutory tax rate                  34%
         State and local taxes                     5.5
         Valuation allowance                    (39.5)
                                                -----

         Effective rate                            - %
                                                ======

I-AEROBIDS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 consisted of the following:

                                                    June 30,              December 31,
                                                       2001                      2000
                                                 ------------------       -----------
         Accounts payable                        $        6,228           $   2,630

         Accrued fees                                     3,600               4,000

         Accrued interest                                   577                  83
                                                 ------------------       -----------
         Total accounts payable accrued expenses $       10,405           $   6,713
                                                 ==================       ===========

7.   NOTE PAYABLE

     As of June 30, 2001 and December 31, 2000, notes payable to related party consist of ten and two individual notes aggregating a total of $12,935 and $5,000, respectively. These notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.

8.   STOCKHOLDERS' EQUITY

     On December 23, 2000 the Company issued 10,000,000, post split, restricted common shares to I-Incubator.com, Inc. ("Incubator") for formation of the company. This transaction was valued at $100.

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of Incubator. The spin-off resulted in 8,585 additional shares issued due to rounding.

9.   RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2001 and year ended December 31, 2000 the Company received funds from I-Incubator.com, Inc. to meet various working capital requirements. These loans and advances total $190 and $335, respectively, and are non-interest bearing, and are due on demand.

     Between October 2000 and May 2001, the Company issued to Atlas Equity Group, Inc. ten promissory notes aggregating $12,935. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through May 2002. Atlas Equity is a majority shareholder of the company.

Item 2.  Management's Discussion and Analysis

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

PERIOD FROM DECEMBER 23, 2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $23,224, primarily consisting of accounting ($13,422), legal ($5,800), and transfer agent fees ($1,677). The fees were in connection with the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30,2000

Development stage expenses during the six months ended June 30, 2001 were $11,266 as compared to $245 for the six months ended June 30, 2000.

Expenses for the quarter ended June 30, 2001 were primarily accounting ($5,423), legal ($2,698), and transfer agent fees ($1,677). The fees were in connection with the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

Expenses for the six months ended June 30, 2000 are in connection with the formation of the company.

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the three months ended June 30, 2001 were $4,405 as compared to $200 for the period ended June 30, 2000.

Expenses for the three months ended June 30, 2001 were primarily professional fees ($3,634) in connection with quarterly and annually regulatory filings.

Expenses for the three months ended June 30, 2000 were costs incurred with the formation of the Company.

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

For the six months ended June 30, 2001, we incurred a net loss of $11,266. Our accumulated deficit since inception is $23,224. Such accumulated losses have resulted primarily from professional fees incurred in connection with the Company's annual and quarterly regulatory filings.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security  Holders.   None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                             I-Aerobids.com, Inc.
                             (Registrant)

Date: August 14, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President, Treasurer and
                                 Secretary